Form 10-K
period 2005-12-31
CASTSM STEP-UP TRUST III
filed 2006-03-30
CIK 1258842

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____

                        Commission File Number 001-31764


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

CAST Step-Up Trust III For         New York Stock Exchange
General Electric Capital
Corporation Notes, Semiannual-Pay
Step-Up Class A Certificates


Securities registered pursuant to Section 12(g) of the Act:

                                   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. |_| Yes   |X| No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. |_| Yes   |X| No

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X(1)        No
                                       -----          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


----------------------
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9,
     1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one)

Large Accelerated Filer [_]  Accelerated Filer [_]  Non-accelerated Filer [X]


Indicate by check mark whether the registrant is shell company (as defined in
Rule 12b-2 of the Act). |_| Yes   |X| No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.


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

Underlying Securities Issuer(s) or Guarantor, or        Exchange Act File Number
                successor thereto
--------------------------------------------------------------------------------
General Electric Capital Corporation                    001-06461

                                   PART I

Item 1.    Business

           None

Item 1A.   Risk Factors

           Not applicable.

Item 1B.   Unresolved Staff Comments

           Not applicable.

Item 2.    Properties

           None

Item 3.    Legal Proceedings

           None

Item 4.    Submission of Matters To A Vote of Security Holders

           None

                                   PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

           Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

           None

Item 9A.   Controls and Procedures

           Not applicable.

Item 9B.   Other Information

           Not applicable.


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

           None

Item 11.   Executive Compensation

           Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

            99.2      Report of Aston Bell & Associates.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

               1. Trustee's Distribution Statement for the January 17, 2005 Distribution Date filed on Form 8-K on January 31, 2005.

               2. Trustee's Distribution Statement for the July 15, 2005 Distribution Date filed on Form 8-K on August 1, 2005.


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

                                 Structured Products Corp., as depositor for the
                                  Trust (the "Registrant")




Dated:  March 24, 2006             By:    /S/ MARK C. GRAHAM
                                       ----------------------
                                 Name:    Mark C. Graham
                                 Title:   Assistant Secretary, Assistant Vice
                                          President and Finance Officer

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

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the compliance by the trustee and the depositor with the minimum servicing or similar standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association.


                                 By:     S/ MARK C. GRAHAM
                                 Name:   Mark C. Graham
                                 Title:  Assistant Secretary, Assistant Vice
                                         President and Finance Officer
                                 Date:   March 24, 2006

                                                                    Exhibit 99.1


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CASTM Step-Up Trust III For General Electric Capital Corporation Notes, listed in Structured Products Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2005 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                /S/ MARLENE FAHEY
                                        ------------------------------
                                        Name:   Marlene Fahey
                                        Title:  Vice President
                                        Date:   March 24, 2006

                                                                    Exhibit 99.2





                         REPORT OF INDEPENDENT ACCOUNTANTS


                Structured Products Corp., as Depositor
                388 Greenwich Street, 10th Floor
                New York, New York 10013

                U.S. Bank Trust National Association, as Trustee
                Corporate Trust Department
                100 Wall Street
                New York, NY 10005

                Re: CAST Step-Up Trust III for General Electric Capital Corporation Notes (the "Trust")


                Ladies and Gentlemen:

                We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of December 15, 2000, as supplemented by the CAST Step-Up Trust III for General Electric Capital Corporation Notes Series Supplement, dated as of August 7, 2003 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2005 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

                In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2005.





                           New York, New York
                           March 21, 2006

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

  99.2       Report of Aston Bell & Associates.