Form 10-K
period 2006-12-31
CASTSM STEP-UP TRUST III
filed 2007-03-28
CIK 1258842

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number:
    December 31, 2006                                           001-31764

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

CAST Step-Up Trust III For          New York Stock Exchange
General Electric Capital
Corporation Notes, Semiannual-
Pay Step-Up Class A Certificates


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

                                Yes  X(1)    No __

____________________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

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

                                Yes  __      No  X



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

General Electric Capital Corporation                 001-06461

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

Item 14.    Controls and Procedures

            Not Applicable

                                     PART IV

Item 15.    Exhibits, Financial Schedules and Reports on Form 8-K

(a)    The following documents are also filed as part of this Report:

        3. Exhibits:


         99.1 Certification by Assistant Secretary, Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.2      Annual Compliance Report by Trustee.

         99.3      Report of Aston Bell & Associates.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:


         1.    Conditional Notice of Redemption filed on Form 8-K on January
               5, 2006.


         2. Retraction of Conditional Notice of Redemption filed on Form 8-K on January 31, 2006.


         3. Trustee's Distribution Statement for the January 15, 2006 Distribution Date filed on Form 8-K on January 31, 2006.


         4. Trustee's Distribution Statement for the July 15, 2006 Distribution Date filed on Form 8-K on July 26, 2006.


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

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")




Dated:  March 28, 2007                             By:      /s/ John W. Dickey
                                                    ----------------------------
                                                   Name:    John W. Dickey
                                                   Title:   Authorized Signatory

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


                                                   By:      /s/ John W. Dickey
                                                   -----------------------------
                                                   Name:    John W. Dickey
                                                   Title:   Authorized Signatory
                                                   Date:    March 28, 2007

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CAST Step-Up Trust III For General Electric Capital Corporation Notes, listed in Structured Products Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2006 (the "Annual Report"), certifies as follows:

1.     The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                             /s/ Marlene Fahey
                                                    ----------------------------
                                                    Name:    Marlene Fahey
                                                    Title:   Vice President
                                                    Date:    March 28, 2007

                                                                    Exhibit 99.3


                       Report of Independent Accountants


Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re: CAST Step-Up Trust III for General Electric Capital Corporation Notes (the "Trust")


Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of December 15, 2000, as supplemented by the CAST Step-Up Trust III for General Electric Capital Corporation Notes Series Supplement, dated as of August 7, 2003 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2006 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2006.


/s/ Aston Bell
New York, New York
March 19, 2007

                                  EXHIBIT INDEX

Exhibit                                                                     Page

  99.1       Certification by Assistant Secretary, Assistant
             Vice President and Finance Officer of the
             Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  99.2       Annual Compliance Report by Trustee pursuant to 15 U.S.C.
             Section 7241.

  99.3       Report of Aston Bell & Associates.