Form 10-K
period 2007-12-31
CASTSM STEP-UP TRUST III
filed 2008-03-20
CIK 1258842

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                              Commission File Number:
    December 31, 2007                                         001-31764

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

                          Yes X(1)        No ____


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

                            Yes  __          No  _X_


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

           99.2      Annual Compliance Report by Trustee.

           99.3      Report of Aston Bell & Associates.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:


               1. Trustee's Distribution Statement for the January 16, 2007 Distribution Date filed on Form 8-K on January 24, 2007.

               2. Trustee's Distribution Statement for the July 16, 2007 Distribution Date filed on Form 8-K on July 23, 2007.

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

                                Structured Products Corp., as depositor for the Trust (the "Registrant")


Dated:  March 18, 2008                          By:    /s/ John W. Dickey
                                                     ----------------------
                                                Name:    John W. Dickey
                                                Title:   Authorized Signatory

                                                                    Exhibit 99.1


                                 CERTIFICATION


I, John W. Dickey, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respectof periods included in the year covered by this annual report, of Structured Products Corp., on behalf of CAST Step-Up Trust III For General Electric Capital Corporation Notes;

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


                                         By:          /s/ John W. Dickey
                                              -------------------------------
                                         Name:   John W. Dickey
                                         Title:  Authorized Signatory
                                         Date:     March 18, 2008

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CAST Step-Up Trust III For General Electric Capital Corporation Notes, listed in Structured Products Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2007 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                               /s/ Marlene Fahey
                                                      --------------------------
                                                      Name:   Marlene Fahey
                                                      Title:  Vice President
                                                      Date:   March 18, 2008

                                                                    Exhibit 99.3



                       Report of Independent Accountants


Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re: CAST Step-Up Trust III for General Electric Capital Corporation Notes (the "Trust")


Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of December 15, 2000, as supplemented by the CAST Step-Up Trust III for General Electric Capital Corporation Notes Series Supplement,
dated as of August 7, 2003 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2007 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2007.

/s/ Aston Bell, CPA

New York, New York
March 14, 2008

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