Form 10-K/A
period 2006-12-31
CASTSM STEP-UP TRUST III
filed 2009-03-18
CIK 1258842

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission File Number:
December 31, 2006	001-31764

STRUCTURED PRODUCTS CORP.,

on behalf of

CAST Step-Up Trust III For General Electric Capital Corporation Notes

(Exact name of registrant as specified in its charter)

Delaware	13-3692801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

388 Greenwich Street New York, New York 10013
(Address of principal executive offices) (zip code)

Registrant's telephone number including area code:

212-816-7496

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
CAST Step-Up Trust III For General Electric Capital Corporation Notes, Semiannual-Pay Step-Up Class A Certificates	New York Stock Exchange

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

Yes    X       No

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

Yes              No    X

Documents Incorporated by Reference

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(b) hereto, of which the report filed on Form 8-K on July 26, 2006, has been amended by the Form 8-K/A filed on March 2, 2009 (as further described below).

Explanatory Note

We are filing this Amendment No. 1 (this "Amendment") to our Annual Report on Form 10-K dated March 28, 2007 (the "Annual Report"). This Amendment is being filed to reflect that the Trustee’s Report for the July 15, 2006, Distribution Date, as filed on Form 8-K on July 26, 2006 (the "Trustee's Report"), incorporated by reference in the Annual Report, has been revised to correct certain clerical errors. The revised Trustee's Report was filed on Form 8-K/A on March 2, 2009. Unless otherwise stated, all information contained in this Amendment is as of the filing date of the Annual Report.

Except as described above, this Amendment does not amend any other information set forth in the Annual Report and does not update any disclosures included therein to reflect any events that occurred subsequent to the date of the Annual Report. Capitalized terms used herein but not defined herein have the meanings set forth in the Base Trust Agreement dated as of December 15, 2000 (the "Base Agreement"), between Structured Products Corp. (the "Depositor") and U.S. Bank Trust National Association (the "Trustee"), as supplemented by the CAST Supplement 2003-7, dated as of August 7, 2003, between the Depositor and the Trustee.

PART IV

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K

(a)  The following documents are also filed as part of this Report:

3. Exhibits:

99.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Annual Compliance Report by Trustee.
99.3	Report of Aston Bell & Associates.

(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

1.	Trustee’s Report for the January 15, 2006, Distribution Date filed on Form 8-K on January 31, 2006.
2.	Trustee’s Report for the July 15, 2006, Distribution Date filed on Form 8-K on July 26, 2006, as amended by the Form 8-K/A filed on March 2, 2009.

(c)   See item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as depositor for the

Trust (the “Registrant”)

Dated: March 18, 2009	By: /s/ Stanley Louie
Name: Stamley Louie
Title: Authorized Signatory