Form 10-K/A
period 2007-12-31
CASTSM STEP-UP TRUST III
filed 2009-03-18
CIK 1258842

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	__	No	X

Documents Incorporated by Reference

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(b) hereto, as each has been amended by the Form 8-K/A filed on March 2, 2009 (as further described below).

Explanatory Note

We are filing this Amendment No. 1 (this "Amendment") to our Annual Report on Form 10-K dated March 18, 2008 (the "Annual Report"). This Amendment is being filed to reflect that the Trustee's Report for the January 16, 2007, Distribution Date, as filed on Form 8-K on January 24, 2007, and the Trustee's Report for the July 16, 2007, Distribution Date, as filed on Form 8-K on July 23, 2007 (together, the "Trustee's Reports"), each incorporated by reference in the Annual Report, have been revised to correct certain clerical errors. The revised Trustee's Reports were filed on Form 8-K/A on March 2, 2009. Unless otherwise stated, all information contained in this Amendment is as of the filing date of the Annual Report.

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

PART IV

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K

(a)	The following documents are also filed as part of this Report:

3. Exhibits:

99.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2	Annual Compliance Report by Trustee.

99.3	Report of Aston Bell & Associates.

(b)        The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

1.	Trustee's Report for the January 16, 2007, Distribution Date filed on Form 8-K on January 24, 2007, as amended by the Form 8-K/A filed on March 2, 2009.

2.	Trustee's Report for the July 16, 2007, Distribution Date filed on Form 8-K on July 23, 2007, as amended by the Form 8-K/A filed on March 2, 2009.

(c)	See item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as depositor for the

Trust (the "Registrant")

Dated: March 18, 2009	By: /s/ Stanley Louie

Name: Stamley Louie

Title: Authorized Signatory