Form 10-K
period 2008-12-31
CASTSM STEP-UP TRUST III
filed 2009-03-24
CIK 1258842

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                              Commission File Number:
    December 31, 2008                                         001-31764

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

                            Yes  __          No  _X_


                     Documents Incorporated by Reference

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which includes the reports filed on Form 8-K listed in Item 15(b) hereto, as each has been amended by the Form 8-K/A filed on March 2, 2009..


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


 Underlying Securities Issuer(s) or Guarantor, or       Exchange Act File Number
 successor thereto
-------------------------------------------------       ------------------------
  General Electric Capital Corporation                  001-06461

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

              None

 Item 8.      Financial Statements and Supplementary Data

              None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

              None

                                  PART III

Item 10.      Directors, Executive Officers and Corporate Governance

              None

Item 11.      Executive Compensation

              Not Applicable

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Information required by Item 201(d) of Regulation S-X: Not applicable
              Information required by Item 403 of Regulation S-X:  None

Item 13.      Certain Relationships and Related Transactions, and Director
              Independence

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

           99.2      Annual Compliance Report by Trustee.

           99.3      Report of Aston Bell & Associates.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:


              1. Trustee's Distribution Statement for the January 15, 2008 Distribution Date filed on Form 8-K on January 18, 2008, as amended by the Form 8-K/A filed on March 2, 2009.

              2. Trustee's Distribution Statement for the July 15, 2008 Distribution Date filed on Form 8-K on July 24, 2008, as amended by the Form 8-K/A filed on March 2, 2009.

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

                                Structured Products Corp., as depositor for the Trust (the "Registrant")


Dated: March 18, 2009                           By:    /s/ Stanley Louie
                                                     ----------------------
                                                Name:    Stanley Louie
                                                Title:   Authorized Signatory

                                                                    Exhibit 99.1


                                 CERTIFICATION


I, Stanley Louie, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K, as amended containing distribution or servicing reports filed in respectof periods included in the year covered by this annual report, of Structured Products Corp., on behalf of CAST Step-Up Trust III For General Electric Capital Corporation Notes;

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


                                         By:   /s/ Stanley Louie
                                              -------------------------------
                                         Name:   Stanley Louie
                                         Title:  Authorized Signatory
                                         Date:   March 18, 2009

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CAST Step-Up Trust III For General Electric Capital Corporation Notes, listed in Structured Products Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2008 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                      By:  /s/ Marlene J. Fahey
                                                      --------------------------
                                                      Name:   Marlene J. Fahey
                                                      Title:  Vice President
                                                      Date:   March 18, 2009

                                                                    Exhibit 99.3



                       Report of Independent Accountants


Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re:    CAST Step-Up Trust III for General Electric
       Capital Corporation Notes (the "Trust")


Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of December 15, 2000, as supplemented by the CAST Step-Up Trust III for General Electric Capital Corporation Notes Series Supplement,
dated as of August 7, 2003 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2008 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2008.

/s/ Aston Bell, CPA

New York, New York
March 19, 2009

                                 EXHIBIT INDEX

     Exhibit                                                                Page

       99.1   Certification by Vice President and Finance Officer of          6
              the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.

       99.2   Annual Compliance Report by Trustee pursuant to 15              7
              U.S.C. Section 7241.

       99.3   Report of Aston Bell & Associates.                              8